Form 10-Q
period 2014-06-30
TRIUMPH VENTURES CORP
filed 2014-08-08
CIK 1600774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-194300

Triumph Ventures Corp

(Exact name of registrant as specified in its charter)

Delaware	99-0380633
(State of incorporation)	(I.R.S. Employer Identification Number)

c/o Julius Klein

8 Sharei Torah Street

Jerusalem 96387

Phone number: 972-2-6428634

Fax number:972-2-6439273

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “ large accelerated filer, ” “ accelerated filer ” and “ smaller reporting company ” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated Filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]  No [ ]

As of August 8, 2014, 50,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding, and 200,000,000 common shares authorized.

Triumph Ventures Corp

FORM 10-Q

QUARTER ENDED June 30 2014

1

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

TRIUMPH VENTURES CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

JUNE 30, 2014

2

TRIUMPH VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$44,468	$—
Deferred offering costs	—	10,000

Total current assets	44,468	10,000

Total Assets	$44,468	$10,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$5,000	$16,551
Loans payable - related parties	35,129	10,399

Total current liabilities	40,129	26,950

Total liabilities	40,129	26,950

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares
authorized; 30,000,000 shares issued and outstanding	3,000	3,000
Common stock subscribed	39,700	—
(Deficit) accumulated during the development stage	(38,361)	(19,950)

Total stockholders' equity (deficit)	4,339	(16,950)

Total Liabilities and Stockholders' Equity (Deficit)	$44,468	$10,000

The accompanying notes are an integral part of these financial statements.

TRIUMPH VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three	For The Three	For The Six	For The Six
	Months Ended	Months Ended	Months Ended	Months Ended	Cumulative
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	From Inception

Revenues	$—	$—	$—	$—	$—

Expenses:
Professional fees	8,049	—	16,679	1,950	27,229
Patent	—	—	—	—	8,000
Legal - incorporation	—	—	—	—	1,400
Franchise tax	—	—	1,000	—	1,000
Bank Fees	232	—	232	—	232
Supplies	—	—	500	—	500

Total expenses	8,281	—	18,411	1,950	38,361

(Loss) from Operations	(8,281)	—	(18,411)	(1,950)	(38,361)

Other Income (Expense)	—	—	—	—	—

Provision for income taxes	—	—	—	—	—

Net (Loss)	$(8,281)	$—	$(18,411)	$(1,950)	$(38,361)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$—	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of these financial statements.

TRIUMPH VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

					(Deficit)
					Accumulated
			Common	Stock	During the
	Common stock		Stock	Subscriptions	Development
	Shares	Amount	Subscribed	Receivable	Stage	Totals

Balance - at inception	$—	$—	$—	$—	$—	$—

Common stock issued for cash ($0.0001 per share)	30,000,000	3,000	—	(3,000)	—	—
Net (loss) for the period	—	—	—	—	(18,000)	(18,000)

Balance - December 31, 2012	30,000,000	3,000	—	(3,000)	(18,000)	(18,000)

Payment of stock subscriptions	—	—	—	3,000	—	3,000
Net (loss) for the year	—	—	—	—	(1,950)	(1,950)

Balance - December 31, 2013	30,000,000	3,000	—	—	(19,950)	(16,950)

Common stock subscribed		—	39700			39,700
Net (loss) for the period	—	—	—	—	(18,411)	(18,411)

Balance - June 30, 2014	$30,000,000	$3,000	$39,700	$—	$(38,361)	$4,339

The accompanying notes are an integral part of these financial statements.

TRIUMPH VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six	For The Six	Cumulative
	Months Ended	Months Ended	From
	June 30, 2014	June 30, 2013	Inception

Operating Activities:
Net (loss)	$(18,411)	$(1,950)	$(38,361)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	(11,551)	551	5,000

Net Cash Used in Operating Activities	(29,962)	(1,399)	(33,361)

Investing Activities:	—	—	—

Net Cash Used in Investing Activities	—	—	—

Financing Activities:
Proceeds from common stock subscriptions	49,700	—	49,700
Offering costs	—	—	(10,000)
Proceeds from loans from related parties	24,730	1,399	38,129

Net Cash Provided by Financing Activities	74,430	1,399	77,829

Net (Decrease) Increase in Cash	44,468	—	44,468

Cash - Beginning of Period	—	—	—

Cash - End of Period	$44,468	$—	$44,468

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Non-cash Investing and Financing Activities:
Payment of stock subscriptions by forgiveness of debt	$—	$—	$3,000

The accompanying notes are an integral part of these financial statements.

TRIUMPH VENTURES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Triumph Ventures corp. (“Triumph Ventures” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on February 13, 2012. The business plan of the Company is to develop a commercial application of the design in a patent, “Protective combination plate and removable cover with lower cord access for receptacle and electric plugs connected thereto”. The Company also intends to seek third party entities interested in licensing the rights to manufacture and market the device.

The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2014, and for the period then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2014, and the results of its operations and its cash flows for the period ended June 30, 2014. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2014. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2013, filed with the SEC, for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Due to the net losses for the periods ended June 30, 2014 and 2013, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2014 and December 31, 2013, the carrying value of accounts payable, accrued liabilities, and loans approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the six months ended June 30, 2014, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2014 and as of December 31, 2013, and expenses for the six months ended June 30, 2014 and 2013, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(2)  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The business plan of the Company is to develop a commercial application of the design in a patent, “Protective combination plate and removable cover with lower cord access for receptacle and electric plugs connected thereto”. The Company also intends to seek third party entities interested in licensing the rights to manufacture and market the device.

On March 9, 2012, the Company entered into a Patent Transfer and Sale Agreement whereby the Company acquired all of the right, title and interest in the patent known as the “Protective combination plate and removable cover with lower cord access for receptacle and electric plugs connected thereto” for consideration of $8,000. The United States Patent number is 502687.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 20,000,000 shares of newly issued common stock at an offering price of $0.005 per share for proceeds of up to $100,000. As of June 30, 2014, the Company has received $49,700 from subscriptions to issue 9,940,000 shares of common stock. The subscription proceeds are presented in the financial statements net of $10,000 offering costs related to this capital formation activity.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Patent

On March 9, 2012, the Company entered into a Patent Transfer and Sale Agreement whereby the Company acquired all of the right, title and interest in the patent known as the “Protective combination plate and removable cover with lower cord access for receptacle and electric plugs connected thereto” for consideration of $8,000. The United States Patent number is 502687. Under the terms of the Patent Transfer and Sale Agreement, the Company was assigned rights to the patent free of any liens, claims, royalties, licenses, security interests or other encumbrances. The cost of obtaining the patent was expensed.

(4)  Loans Payable - Related Parties

As of June 30, 2014, loans from related parties amounted to $35,129 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5)  Common Stock

On February 20, 2012, the Company issued 30,000,000 shares of its common stock to individuals who are directors and officers of the company for a $3,000 stock subscription. The stock subscription was paid in 2013 through a reduction of loans that were payable to the shareholders.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 20,000,000 shares of newly issued common stock at an offering price of $0.005 per share for proceeds of up to $100,000. As of June 30, 2014, the Company has received $49,700 from subscriptions to issue 9,940,000 shares of common stock. The subscription proceeds are presented in the financial statements net of $10,000 offering costs related to this capital formation activity.

(6)  Income Taxes

The provision (benefit) for income taxes for the three months ended June 30, 2014 and 2013 was as follows (assuming a 34% effective tax rate):

	2014	2013

Current Tax Provision:
Federal-
Taxable income	$—	$—

Total current tax provision	$—	$—

Deferred Tax Provision:
Federal-
Loss carryforwards	$6,260	$663
Change in valuation allowance	(6,260)	(663)
Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of June 30, 2014 and December 31, 2013, as follows:

	2014	2013

Loss carryforwards	$13,043	$6,783
Less - Valuation allowance	(13,043)	(6,783)
Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the six months ended June 30, 2014 and the year ended December 31, 2013, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2014, the Company had approximately $38,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2034.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company files income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(7)  Related Party Transactions

As described in Note 4, as of June 30, 2014, the Company owed $35,129 to Directors, officers, and principal stockholders of the Company for working capital loans.

As described in Note 5, on February 20, 2012, the Company issued 30,000,000 shares of its common stock to Directors and officers for $3,000.

(8)  Subsequent Events

Subsequent to the balance sheet date the Company completed its offering and raised in aggregate gross proceeds pursuant to its effective S1 registration statement , of $100,000 and issued 20,000,000 free trading registered shares.

Item 2. Management ’ s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to “ Triumph , the ” Company, ” “ we, ” “ our ” or “ us ” refer to Triumph Ventures Corp , unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements, which are included elsewhere in this Form 10-Q (the “ Report ” ). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “ may, ” “ should, ” “ expects, ” “ plans, ” “ anticipates, ” “ believes, ” “ estimates, ” “ predicts, ” “ potential ” or “ continue ” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry ’ s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties, refer to our Annual Report on Form S1 for the year ended December 31, 2013, filed with the Securities and Exchange Commission on May 1 2014 . While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Corporate Background

We were incorporated in Delaware on February 10, 2012 and are a development stage company. On September 9, 2012, we entered into an exclusive Assignment agreement with Mr. Doug Sherman, as seller, in relation to United States Design Patent 502687 invented by Douglas Sherman, for a protective combination plate and removable cover with lower cord access for receptacle and electrical plugs (the "Patent")..

The device (the "Design Patent") is designed to be ornamental as well as serving as a protective combination plate and removable cover. It provides lower cord access for receptacle and electrical plugs that can be connected through the ornamental cover to the outlet below. We have not yet developed our proposed product, and we have not yet obtained objective evidence that our invention can reliably perform the functions described above.

We plan to license the Design Patent to one or more third-parties to design, manufacture, and market the combination plate and removable cover against an initial payment to us and a royalty to be negotiated pursuant to licensing agreement..

Our Business

Triumph Ventures Corp. plans to license the patented technology to one or more third party partners. These companies will be responsible for designing, developing, manufacturing and marketing the protective combination plate and removable cover with lower cord access for receptacle and electrical plugs. We do not have any plans to manufacture or develop our product. Rather, we plan to license the Design Patent concept to one or more third party partners who will be responsible for designing, developing, manufacturing, and selling their product, branded with their corporate identity as they determine best fits their sales program. In exchange for this licensing agreement, the partner or partners will agree to pay to Triumph Ventures Corp. an upfront fee and royalties on an ongoing basis.

The patented technology was transferred to Triumph Ventures Corp. by Mr. Doug Sherman (seller), in exchange for $8,000 United States dollars in a Design Patent Transfer and Sale Agreement on September 9, 2012.

Employees

Other than our current directors and officers, we have no employees at June 30 , 2014 however are currently seeking third parties with which to carry out ur business plan..

Transfer Agent

We have engaged Vstock Transfer LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY, 11516  as our stock transfer agent. Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

Results of operations for the six months ended June 30 , 2014 and 2013

Revenues and Net Loss

The Company did not generate any revenues from operations for the six months ended June, 2014 and/or June 30 2013.

During the six months ended June 30 2014 and June 30 , 2013, total operating expenses were $18,411 and $1,950, respectively. The operating expenses and Net Loss were primarily the result of professional fees, legal , auditing and other consulting fees associated with auditing and legal expenses including expenses for filing the S1 registration Statement .

We expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. We expect our operating expenses to increase as a result of our planned expansion. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. We expect to have quarter-to-quarter fluctuations in revenues, expenses, losses and cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some beyond our control, including regulatory actions, market acceptance of our products and services, new products and service introductions, and competition.

Liquidity and Capital Resources

Our cash balance as of June 30, 2014 was $44,468. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Subsequent to June 30 2014 we completed our offering pursuant to the registration statement and raise additional gross proceeds of $55,000 aggregating $100,000 in gross proceeds pursuant to the offering. (See subsequent events). Item 5

Going Concern Consideration

Our auditors have issued an opinion on our annual financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures. Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

It is management ’ s responsibility for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as of June 30 2014 (the “ Evaluation Date ” ). Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

Under Rule 13a-15(e)/15d-15(e); Regulation S-K, Item 307, the SEC states that “ disclosure controls and procedures ” have the following characteristics:

●	designed to ensure disclosure of information that is required to be disclosed in the reports that we file or submit under the Exchange Act;

●	recorded, processed, summarized and reported with the time period required by the SEC ’ s rules and forms; and

●	accumulated and communicated to management to allow them to make timely decisions about the required disclosures.

As of June 30 , 2014, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ( “ COSO ” ) and SEC guidance on conducting such assessments.

Management concluded, during the six months ended June 30 , 2014, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers being material weaknesses.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●	Due to a significant number and magnitude of out-of-period adjustments identified during the quarter-end closing process, management has concluded that the controls over the quarter-end financial reporting process were not operating effectively. A material weakness in the quarter-end financial reporting process could result in our not being able to meet our regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

●	There is no system in place to review and monitor internal control over financial reporting. This is due to our maintaining an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Changes in control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30 2014 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

Because of our limited operations we have a small number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

PART II

OTHER INFORMATION

Item 1. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30 , 2014, the Company did not issue any shares of unregistered common stock.

( See subsequent events ) Item 5

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information. (Subsequent Events )

Subsequent to the balance sheet date the Company completed its offering and raised in aggregate gross proceeds pursuant to its effective S1 registration statement , of $100,000 and issued 20,000,000 free trading registered shares.

Item 6. Exhibits

Exhibit No.	Exhibit Description
31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIUMPH VENTURES CORP

August 8, 2014

/s/ Julius Klein
Julius Klein
CEO / Director

/s/ Shraga Soffer
Shraga Soffer
Internal Accounting Officer / Director

