Form 10-Q
period 2014-09-30
TRIUMPH VENTURES CORP
filed 2014-11-13
CIK 1600774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2014

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

As of November 13, 2014, 50,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding, and 200,000,000 common shares authorized.

1

Triumph Ventures Corp

FORM 10-Q

QUARTER ENDED September 30 2014

2

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

TRIUMPH VENTURES CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Financial Statements-

Balance Sheets as of September 30, 2014 and December 31, 2013	F-2

Statements of Operations for the Periods Ended September 30, 2014 and 2013,
and Cumulative from Inception	F-3

Statement of Changes in Stockholders’ Equity for the
Periods from Inception through September 30, 2014.	F-4

Statements of Cash Flows for the Periods Ended September 30, 2014 and 2013,
and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

TRIUMPH VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$76,002	$—
Deferred offering costs	—	10,000

Total current assets	76,002	10,000

Total Assets	$76,002	$10,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$—	$16,551
Loans payable - related parties	30,779	10,399

Total current liabilities	30,779	26,950

Total liabilities	30,779	26,950

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 200,000,000
shares authorized; 50,000,000 and 30,000,000 shares
issued and outstanding, respectively	5,000	3,000
Additional paid in capital	88,000	—
(Deficit) accumulated during the development stage	(47,777)	(19,950)

Total stockholders' equity (deficit)	45,223	(16,950)

Total Liabilities and Stockholders' Equity (Deficit)	$76,002	$10,000

The accompanying notes are an integral part of these financial statements.

TRIUMPH VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three	For The Three	For The Nine	For The Nine	Cumulative
	Months Ended	Months Ended	Months Ended	Months Ended	From
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	Inception

Revenues	$—	$—	$—	$—	$—

Expenses:
Professional fees	8,250	—	24,929	1,950	35,479
Patent	—	—	—	—	8,000
Legal - incorporation	—	—	—	—	1,400
Franchise tax	—	—	1,000	—	1,000
Bank Fees	938	—	1,169	—	1,169
Supplies	229	—	729	—	729

Total expenses	9,417	—	27,827	1,950	47,777

(Loss) from Operations	(9,417)	—	(27,827)	(1,950)	(47,777)

Other Income (Expense)	—	—	—	—	—

Provision for income taxes	—	—	—	—	—

Net (Loss)	$(9,417)	$—	$(27,827)	$(1,950)	$(47,777)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$—	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	43,695,652	30,000,000	34,615,385	30,000,000

The accompanying notes are an integral part of these financial statements.

TRIUMPH VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

					(Deficit)
					Accumulated
			Stock	Additional	During the
	Common stock		Subscriptions	Paid in	Development
	Shares	Amount	Receivable	Capital	Stage	Totals

Balance - at inception	—	$—	$—	$—	$—	$—

Common stock issued for cash ($0.0001 per share)	30,000,000	3,000	(3,000)	—	—	—
Net (loss) for the period	—	—	—	—	(18,000)	(18,000)

Balance - December 31, 2012	30,000,000	3,000	(3,000)	—	(18,000)	(18,000)

Payment of stock subscriptions	—	—	3,000	—	—	3,000
Net (loss) for the year	—	—	—	—	(1,950)	(1,950)

Balance - December 31, 2013	30,000,000	3,000	—	—	(19,950)	(16,950)

Common stock issued for cash ($0.0001 per share)
net of offering expenses of $10,000	20,000,000	2,000		88,000		90,000
Net (loss) for the period	—	—	—	—	(27,827)	(27,827)

Balance - September 30, 2014	50,000,000	$5,000	$—	$88,000	$(47,777)	$45,223

The accompanying notes are an integral part of these financial statements.

F-4

\

TRIUMPH VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine	For The Nine	Cumulative
	Months Ended	Months Ended	From
	September 30, 2014	September 30, 2013	Inception

Operating Activities:
Net (loss)	$(27,827)	$(1,950)	$(47,777)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	(16,551)	551	—

Net Cash Used in Operating Activities	(44,378)	(1,399)	(47,777)

Investing Activities:	—	—	—

Net Cash Used in Investing Activities	—	—	—

Financing Activities:
Proceeds from common stock subscriptions	100,000	—	103,000
Proceeds from loans from related parties	20,380	1,399	20,779

Net Cash Provided by Financing Activities	120,380	1,399	123,779

Net (Decrease) Increase in Cash	76,002	—	76,002

Cash - Beginning of Period	—	—	—

Cash - End of Period	$76,002	$—	$76,002

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Non-cash Investing and Financing Activities:
Payment of stock subscriptions by forgiveness of debt	$—	$—	$3,000

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2014, and for the period then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2014, and the results of its operations and its cash flows for the period ended September 30, 2014. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2014. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2013, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Due to the net losses for the periods ended September 30, 2014 and 2013, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2014 and December 31, 2013, the carrying value of accounts payable, accrued liabilities, and loans approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the nine months ended September 30, 2014, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2014 and as of December 31, 2013, and expenses for the nine months ended September 30, 2014 and 2013, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 20,000,000 shares of newly issued common stock at an offering price of $0.005 per share for proceeds of up to $100,000. As of September 30, 2014, the Company has received $100,000 from subscriptions to issue 20,000,000 shares of common stock. The subscription proceeds are presented in the financial statements net of $10,000 offering costs related to this capital formation activity.

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

(4)  Loans Payable - Related Parties

As of September 30, 2014, loans from related parties amounted to $30,779 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5)  Common Stock

On February 20, 2012, the Company issued 30,000,000 shares of its common stock to individuals who are directors and officers of the company for a $3,000 stock subscription. The stock subscription was paid in 2013 through a reduction of loans that were payable to the shareholders.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 20,000,000 shares of newly issued common stock at an offering price of $0.005 per share for proceeds of up to $100,000. As of September 30, 2014, the Company has received $100,000 from subscriptions to issue 20,000,000 shares of common stock. The subscription proceeds are presented in the financial statements net of $10,000 offering costs related to this capital formation activity.

(6)  Income Taxes

The provision (benefit) for income taxes for the nine months ended September 30, 2014 and 2013 was as follows (assuming a 34% effective tax rate):

	2014	2013

Current Tax Provision:
Federal-
Taxable income	$—	$—

Total current tax provision	$—	$—

Deferred Tax Provision:
Federal-
Loss carryforwards	$9,461	$663
Change in valuation allowance	(9,461)	(663)

Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of September 30, 2014 and December 31, 2013, as follows:

	2014	2013

Loss carryforwards	$16,244	$6,783
Less - Valuation allowance	(16,244)	(6,783)

Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the nine months ended September 30, 2014 and the year ended December 31, 2013, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2014, the Company had approximately $47,777 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2034.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company files income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(7)  Related Party Transactions

As described in Note 4, as of September 30, 2014, the Company owed $30,779 to Directors, officers, and principal stockholders of the Company for working capital loans.

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

3

Employees

Other than our current directors and officers, we have no employees at September 30 , 2014 however are currently seeking third parties with which to carry out ur business plan..

Transfer Agent

We have engaged Vstock Transfer LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY, 11516  as our stock transfer agent. Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

Results of operations for the nine months ended September 30, 2014 and 2013

Revenues and Net Loss

The Company did not generate any revenues from operations for the nine months ended September , 2014 and/or September 30 2013.

During the nine months ended September 30 2014 and September 30 , 2013, total operating expenses and the net loss were $27,827 and $27,827, respectively. The operating expenses and Net Loss were primarily the result of professional fees, legal , auditing and other consulting fees associated with auditing and legal expenses including expenses for filing the S1 registration Statement and fees for the preparation of the periodic reports.

We expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. We expect our operating expenses to increase as a result of our planned expansion. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

Liquidity and Capital Resources

Our cash balance as of September 30, 2014 was $76,002. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. In the quarter ending September 30 2014 the Company raised gross proceeds of $100,000 and issued 20,000,000 registered shares pursuant to the effective S1 registration statement .

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

4

Item 4. Controls and Procedures. Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

It is management ’ s responsibility for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as of September 30 2014 (the “ Evaluation Date ” ). Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of September 30 , 2014, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ( “ COSO ” ) and SEC guidance on conducting such assessments.

Management concluded, during the nine months ended September 30 , 2014, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers being material weaknesses.

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

Changes in control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30 2014 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

Because of our limited operations we have a small number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

5

PART II OTHER INFORMATION

Item 1. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30 , 2014, the Company did not issue any shares of unregistered common stock.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Exhibit Description
31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIUMPH VENTURES CORP

November 13 , 2014

Julius Klein /s/

Julius Klein

CEO / Director

Shraga Soffer /s/

Shraga Soffer

Internal Accounting Officer / Director

7