Form 10-Q
period 2015-03-31
TRIUMPH VENTURES CORP
filed 2015-05-19
CIK 1600774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31 2015

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-194300

Triumph Ventures Corp

(Exact name of registrant as specified in its charter)

Delaware	99-0380633
(State of incorporation)	(I.R.S. Employer Identification Number)

c/o Shraga Soffer

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

As of May 19 2015 , 36,750,000 shares of common stock, par value $0.0001 per share, were issued and outstanding, and 200,000,000 common shares authorized.

Triumph Ventures Corp

FORM 10-Q

QUARTER ENDED March 31 2015

1

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

TRIUMPH VENTURES CORP.

INDEX TO FINANCIAL STATEMENTS

MARCH 31, 2015

2

TRIUMPH VENTURES CORP.
BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$1,167	$48,872
Prepaid expenses	15,167	6,000

Total current assets	16,334	54,872

Total Assets	$16,334	$54,872

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$3,500	$2,000
Loans payable - related parties	3,600	30,779

Total current liabilities	7,100	32,779

Total liabilities	7,100	32,779

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 200,000,000
shares authorized; 36,750,000 and 50,000,000 shares
issued and outstanding, respectively	3,675	5,000
Additional paid in capital	89,325	88,000
Accumulated (deficit)	(83,766)	(70,907)

Total stockholders' equity (deficit)	9,234	22,093

Total Liabilities and Stockholders' Equity (Deficit)	$16,334	$54,872

The accompanying notes are an integral part of these financial statements.

TRIUMPH VENTURES CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three	For The Three
	Months Ended	Months Ended
	March 31, 2015	March 31, 2014

Revenues	$—	$—

Expenses:
Professional fees	6,480	8,630
OTC fees	3,333	—
Franchise tax	1,200	1,000
Bank Fees	125	—
Supplies	1,721	500

Total expenses	12,859	10,130

(Loss) from Operations	(12,859)	(10,130)

Other Income (Expense)	—	—

Provision for income taxes	—	—

Net (Loss)	$(12,859)	$(10,130)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	39,050,000	30,000,000

The accompanying notes are an integral part of these financial statements.

TRIUMPH VENTURES CORP.
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional
	Common stock		Paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Totals

Balance - December 31, 2013	30,000,000	3,000	—	(19,950)	(16,950)

Common stock issued for cash ($0.0001 per share)
net of offering expenses of $10,000	20,000,000	2,000	88,000		90,000
Net (loss) for the year	—	—	—	(50,957)	(50,957)

Balance - December 31, 2014	50,000,000	5,000	88,000	(70,907)	22,093

Common stock returned to treasury	(13,250,000)	(1,325)	1,325
Net (loss) for the period	—	—	—	(12,859)	(12,859)

Balance - March 31, 2015	36,750,000	$3,675	$89,325	$(83,766)	$9,234

The accompanying notes are an integral part of these financial statements.

TRIUMPH VENTURES CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three	For The Three
	Months Ended	Months Ended
	March 31, 2015	March 31, 2014

Operating Activities:
Net (loss)	$(12,859)	$(10,130)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in net assets and liabilities-
Increase in prepaid expenses	(9,167)	—
Increase (decrease) in accounts payable and accrued liabilities	1,500	(11,551)

Net Cash Used in Operating Activities	(20,526)	(21,681)

Investing Activities:	—	—

Net Cash Used in Investing Activities	—	—

Financing Activities:
Proceeds from loans from related parties	—	21,681
Repayments of loans from related parties	(27,179)	—

Net Cash Provided by (Used by) Financing Activities	(27,179)	21,681

Net (Decrease) Increase in Cash	(47,705)	—

Cash - Beginning of Period	48,872	—

Cash - End of Period	$1,167	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

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

In 2012 the Company purchased a patent. The Company also is in the process of raising additional equity capital to support the completion of its development activities.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current technology and to properly execute the company’s business plan.

The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2015, and for the period then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2015, and the results of its operations and its cash flows for the period ended March 31, 2015. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2015. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2014, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Due to the net losses for the periods ended March 31, 2015 and 2014, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2015 and December 31, 2014, the carrying value of accounts payable, accrued liabilities, and loans approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended March 31, 2015, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2015 and December 31, 2014, and expenses for the periods ended March 31, 2015 and 2014. Actual results could differ from those estimates made by management.

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

(2)  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The business plan of the Company is to develop a commercial application of the design in a patent, “Protective combination plate and removable cover with lower cord access for receptacle and electric plugs connected thereto”. The Company also intends to seek third party entities interested in licensing the rights to manufacture and market the device. The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

On March 9, 2012, the Company entered into a Patent Transfer and Sale Agreement whereby the Company acquired all of the right, title and interest in the patent known as the “Protective combination plate and removable cover with lower cord access for receptacle and electric plugs connected thereto” for consideration of $8,000. The United States Patent number is 502687.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 20,000,000 shares of newly issued common stock at an offering price of $0.005 per share for proceeds of up to $100,000. As of December 31, 2014, the Company has received $100,000 from subscriptions to issue 20,000,000 shares of common stock. The subscription proceeds are presented in the financial statements net of $10,000 offering costs related to this capital formation activity.

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

(4)  Loans Payable - Related Parties

As of March 31, 2015, loans from related parties amounted to $3,600 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5)  Common Stock

On February 20, 2012, the Company issued 30,000,000 shares of its common stock to individuals who are directors and officers of the company for a $3,000 stock subscription. The stock subscription was paid in 2013 through a reduction of loans that were payable to the shareholders.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 20,000,000 shares of newly issued common stock at an offering price of $0.005 per share for proceeds of up to $100,000. As of December 31, 2014, the Company has received $100,000 from subscriptions to issue 20,000,000 shares of common stock. The subscription proceeds are presented in the financial statements net of $10,000 offering costs related to this capital formation activity.

On January 18, 2015, the Company's Board of Directors accepted the resignation of Julius Klein, as Chief Executive Officer and a Director of the Company. On January 28, 2015, pursuant to a settlement agreement with the Company, Mr. Klein cancelled and returned to treasury 13,250,000 shares of restricted common stock.

(6)  Income Taxes

The provision (benefit) for income taxes for the periods ended March 31, 2015 and 2014 was as follows (assuming a 34% effective tax rate):

	2015	2014

Current Tax Provision:
Federal-
Taxable income	$—	$—

Total current tax provision	$—	$—

Deferred Tax Provision:
Federal-
Loss carryforwards	$4,372	$3,444
Change in valuation allowance	(4,372)	(3,444)

Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of March 31, 2015 and December 31, 2014, as follows:

	2015	2014

Loss carryforwards	$28,480	$24,108
Less - Valuation allowance	(28,480)	(24,108)
Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended March 31, 2015 and 2014, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2015, the Company had approximately $92,933 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2035.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company files income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(7)  Related Party Transactions

As described in Note 4, as of March 31, 2015, the Company owed $3,600 to Directors, officers, and principal stockholders of the Company for working capital loans.

As described in Note 5, on February 20, 2012, the Company issued 30,000,000 shares of its common stock to Directors and officers for $3,000.

On January 18, 2015, the Company's Board of Directors accepted the resignation of Julius Klein, as Chief Executive Officer and a Director of the Company. On January 28, 2015, pursuant to a settlement agreement with the Company, Mr. Klein cancelled and returned to treasury 13,250,000 shares of restricted common stock.

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

Results of Operations

Results of operations for the three months ended March 31 2015 and March 31 2014

Revenues and Net Loss

The Company did not generate any revenues from operations for the three months ended March 31, 2015 and/or March 31 2014

During the three months ended March 31 2015 and March 31 , 2014, total operating expenses and the net loss were $12,859 and $10,130, respectively. The operating expenses and Net Loss were primarily the result of professional fees, legal , auditing and other consulting fees associated with auditing and legal expenses including expenses for filing the S1 registration Statement and fees for the preparation of the periodic reports.

We expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. We expect our operating expenses to increase as a result of our planned expansion. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

Liquidity and Capital Resources

Our cash balance as of March 31 2015was $1,167. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

4

Item 4. Controls and Procedures. Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

It is management ’ s responsibility for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as of March 31 2015 (the “ Evaluation Date ” ). Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of March 31 2015 , our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ( “ COSO ” ) and SEC guidance on conducting such assessments.

Management concluded, during the three months ended March 31 2015, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers being material weaknesses.

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

Changes in control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31 2015 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31 2015, the Company did not issue any shares of unregistered common stock.

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

TRIUMPH VENTURES CORP

May 19 2015

/s/ Shraga Soffer
Shraga Soffer
CEO , Internal Accounting Officer / Director

7